Form 10-K
period 2016-12-31
COMM 2015-CCRE27 Mortgage Trust
filed 2017-03-23
CIK 1653323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-193376-24

Central Index Key Number of the issuing entity: 0001653323

COMM 2015-CCRE27 Mortgage Trust

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001013454

Deutsche Mortgage & Asset Receiving Corporation

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0001541294

German American Capital Corporation

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001497973

The Bank of New York Mellon

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001089877

KeyBank National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001558761

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 11 Madison Avenue Mortgage Loan, which constituted approximately 7.5% of the asset pool of the issuing entity as of its cut-off date.  The 11 Madison Avenue Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the 11 Madison Avenue Mortgage Loan and fifteen other pari passu loans and three subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the MAD 2015-11MD Mortgage Trust transaction (the “MAD 2015-11MD Transaction”). This loan combination, including the 11 Madison Avenue Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the MAD 2015-11MD Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.  KeyBank National Association is the master servicer under the trust and servicing agreement for the MAD 2015-11MD Transaction.  The responsibilities of KeyBank National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the trust and servicing agreement for the MAD 2015-11MD Transaction.  Thus, the servicer compliance statement provided by KeyBank National Association, as master servicer under such trust and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

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

Wilmington Trust, National Association acts as trustee of the 11 Madison Avenue Mortgage Loan.  Pursuant to the trust and servicing agreement for the MAD 2015-11MD Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the 11 Madison Avenue Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”), in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). Motions to dismiss all of the actions are pending except for the recently filed State Court Complaint. There can be no assurances as to the outcome of the litigations, or the possible impact of the litigations on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

On February 23, 2016, a certificate holder of the J.P. Morgan Chase Commercial Mortgage Securities Trust, Series 2007-CIBC18 (the “Trust”) filed suit in the Supreme Court of New York, County of New York, against KeyBank National Association and Berkadia Commercial Mortgage LLC (collectively, the “Servicers”).  The suit was filed derivatively on behalf of the Trust.  The action was brought in connection with the Servicers’ determination of the fair value of a loan, secured by the Bryant Park Hotel in New York City, held by the Trust and sold to an assignee of the Trust’s directing certificate holder, pursuant to an exercise of the fair value option set forth in the Pooling and Servicing Agreement governing the Trust.  There can be no assurances as to the outcome of the action or the possible impact of the litigation on the Servicers.  Both Servicers deny liability, believe that they performed their obligations in accordance with the terms of the Pooling and Servicing Agreement, and have contested the claims asserted against them, filing a motion to dismiss the case.  On November 28, 2016, the Servicers’ motion to dismiss was granted.  The plaintiff certificate holder has filed a notice of appeal, and the appeal is pending.

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
33.4 Wells Fargo Bank, National Association, as Custodian
33.5 Park Bridge Lender Services LLC, as Operating Advisor
33.6 KeyBank National Association, as Primary Servicer
33.7 Berkeley Point Capital LLC, as Primary Servicer
33.8 Berkeley Point Capital LLC, as Primary Servicer of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (see Exhibit 33.7)
33.9 Rialto Capital Advisors, LLC, as Special Servicer of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (see Exhibit 33.2)
33.10 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (see Exhibit 33.3)
33.11 Wells Fargo Bank, National Association, as Custodian of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (see Exhibit 33.4)
33.12 Park Bridge Lender Services LLC, as Operating Advisor of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (see Exhibit 33.5)
33.13 KeyBank National Association, as Primary Servicer of the 11 Madison Avenue Mortgage Loan (see Exhibit 33.6)
33.14 KeyBank National Association, as Special Servicer of the 11 Madison Avenue Mortgage Loan (see Exhibit 33.6)
33.15 Wilmington Trust, National Association, as Trustee of the 11 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)
33.16 Wells Fargo Bank, National Association, as Certificate Administrator of the 11 Madison Avenue Mortgage Loan (see Exhibit 33.3)
33.17 Wells Fargo Bank, National Association, as Custodian of the 11 Madison Avenue Mortgage Loan (see Exhibit 33.4)

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
34.4 Wells Fargo Bank, National Association, as Custodian
34.5 Park Bridge Lender Services LLC, as Operating Advisor
34.6 KeyBank National Association, as Primary Servicer
34.7 Berkeley Point Capital LLC, as Primary Servicer
34.8 Berkeley Point Capital LLC, as Primary Servicer of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (see Exhibit 34.7)
34.9 Rialto Capital Advisors, LLC, as Special Servicer of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (see Exhibit 34.2)
34.10 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (see Exhibit 34.3)
34.11 Wells Fargo Bank, National Association, as Custodian of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (see Exhibit 34.4)
34.12 Park Bridge Lender Services LLC, as Operating Advisor of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (see Exhibit 34.5)
34.13 KeyBank National Association, as Primary Servicer of the 11 Madison Avenue Mortgage Loan (see Exhibit 34.6)
34.14 KeyBank National Association, as Special Servicer of the 11 Madison Avenue Mortgage Loan (see Exhibit 34.6)
34.15 Wilmington Trust, National Association, as Trustee of the 11 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)
34.16 Wells Fargo Bank, National Association, as Certificate Administrator of the 11 Madison Avenue Mortgage Loan (see Exhibit 34.3)
34.17 Wells Fargo Bank, National Association, as Custodian of the 11 Madison Avenue Mortgage Loan (see Exhibit 34.4)

35 Servicer compliance statements.

35.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
35.2 Rialto Capital Advisors, LLC, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 KeyBank National Association, as Primary Servicer
35.5 Berkeley Point Capital LLC, as Primary Servicer
35.6 Berkeley Point Capital LLC, as Primary Servicer of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (see Exhibit 35.5)
35.7 Rialto Capital Advisors, LLC, as Special Servicer of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (see Exhibit 35.2)
35.8 Wells Fargo Bank, National Association, as Certificate Administrator of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (see Exhibit 35.3)
35.9 KeyBank National Association, as Primary Servicer of the 11 Madison Avenue Mortgage Loan (see Exhibit 35.4)
35.10 KeyBank National Association, as Special Servicer of the 11 Madison Avenue Mortgage Loan
35.11 Wells Fargo Bank, National Association, as Certificate Administrator of the 11 Madison Avenue Mortgage Loan

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

Date: March 22, 2017

/s/ Natalie Grainger

Natalie Grainger, Director

Date: March 22, 2017

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
33.4 Wells Fargo Bank, National Association, as Custodian
33.5 Park Bridge Lender Services LLC, as Operating Advisor
33.6 KeyBank National Association, as Primary Servicer
33.7 Berkeley Point Capital LLC, as Primary Servicer
33.8 Berkeley Point Capital LLC, as Primary Servicer of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (see Exhibit 33.7)
33.9 Rialto Capital Advisors, LLC, as Special Servicer of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (see Exhibit 33.2)
33.10 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (see Exhibit 33.3)
33.11 Wells Fargo Bank, National Association, as Custodian of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (see Exhibit 33.4)
33.12 Park Bridge Lender Services LLC, as Operating Advisor of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (see Exhibit 33.5)
33.13 KeyBank National Association, as Primary Servicer of the 11 Madison Avenue Mortgage Loan (see Exhibit 33.6)
33.14 KeyBank National Association, as Special Servicer of the 11 Madison Avenue Mortgage Loan (see Exhibit 33.6)
33.15 Wilmington Trust, National Association, as Trustee of the 11 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)
33.16 Wells Fargo Bank, National Association, as Certificate Administrator of the 11 Madison Avenue Mortgage Loan (see Exhibit 33.3)
33.17 Wells Fargo Bank, National Association, as Custodian of the 11 Madison Avenue Mortgage Loan (see Exhibit 33.4)

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
34.4 Wells Fargo Bank, National Association, as Custodian
34.5 Park Bridge Lender Services LLC, as Operating Advisor
34.6 KeyBank National Association, as Primary Servicer
34.7 Berkeley Point Capital LLC, as Primary Servicer
34.8 Berkeley Point Capital LLC, as Primary Servicer of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (see Exhibit 34.7)
34.9 Rialto Capital Advisors, LLC, as Special Servicer of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (see Exhibit 34.2)
34.10 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (see Exhibit 34.3)
34.11 Wells Fargo Bank, National Association, as Custodian of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (see Exhibit 34.4)
34.12 Park Bridge Lender Services LLC, as Operating Advisor of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (see Exhibit 34.5)
34.13 KeyBank National Association, as Primary Servicer of the 11 Madison Avenue Mortgage Loan (see Exhibit 34.6)
34.14 KeyBank National Association, as Special Servicer of the 11 Madison Avenue Mortgage Loan (see Exhibit 34.6)
34.15 Wilmington Trust, National Association, as Trustee of the 11 Madison Avenue Mortgage Loan (Omitted. See Explanatory Notes.)
34.16 Wells Fargo Bank, National Association, as Certificate Administrator of the 11 Madison Avenue Mortgage Loan (see Exhibit 34.3)
34.17 Wells Fargo Bank, National Association, as Custodian of the 11 Madison Avenue Mortgage Loan (see Exhibit 34.4)

35 Servicer compliance statements.

35.1 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer
35.2 Rialto Capital Advisors, LLC, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 KeyBank National Association, as Primary Servicer
35.5 Berkeley Point Capital LLC, as Primary Servicer
35.6 Berkeley Point Capital LLC, as Primary Servicer of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (see Exhibit 35.5)
35.7 Rialto Capital Advisors, LLC, as Special Servicer of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (see Exhibit 35.2)
35.8 Wells Fargo Bank, National Association, as Certificate Administrator of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (see Exhibit 35.3)
35.9 KeyBank National Association, as Primary Servicer of the 11 Madison Avenue Mortgage Loan (see Exhibit 35.4)
35.10 KeyBank National Association, as Special Servicer of the 11 Madison Avenue Mortgage Loan
35.11 Wells Fargo Bank, National Association, as Certificate Administrator of the 11 Madison Avenue Mortgage Loan

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