Form 10-K/A
period 2017-12-31
COMM 2015-CCRE27 Mortgage Trust
filed 2018-06-22
CIK 1653323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Not applicable.

EXPLANATORY NOTES

The purpose of this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission (the “Commission”) on March 16, 2018 (the “Original 10-K”) is to file with the Commission a report on assessment of compliance with servicing criteria of Berkeley Point Capital LLC, as primary servicer, as Exhibit 33.7 as a replacement of the report on assessment of compliance with servicing criteria filed as Exhibit 33.7 to the Original 10-K.

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

33.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-193376-24 and incorporated by reference herein)

33.2         Rialto Capital Advisors, LLC, as Special Servicer (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-193376-24 and incorporated by reference herein)

33.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-193376-24 and incorporated by reference herein)

33.4         Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-193376-24 and incorporated by reference herein)

33.5         Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-193376-24 and incorporated by reference herein)

33.6         KeyBank National Association, as Primary Servicer (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-193376-24 and incorporated by reference herein)

33.7         Berkeley Point Capital LLC, as Primary Servicer

33.8         Berkeley Point Capital LLC, as Primary Servicer of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (see Exhibit 33.7)

33.9         Rialto Capital Advisors, LLC, as Special Servicer of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-193376-24 and incorporated by reference herein)

33.10       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-193376-24 and incorporated by reference herein)

33.11       Wells Fargo Bank, National Association, as Custodian of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-193376-24 and incorporated by reference herein)

33.12       Park Bridge Lender Services LLC, as Operating Advisor of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-193376-24 and incorporated by reference herein)

33.13       KeyBank National Association, as Primary Servicer of the 11 Madison Avenue Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-193376-24 and incorporated by reference herein)

33.14       KeyBank National Association, as Special Servicer of the 11 Madison Avenue Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-193376-24 and incorporated by reference herein)

33.15       Wilmington Trust, National Association, as Trustee of the 11 Madison Avenue Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

33.16       Wells Fargo Bank, National Association, as Certificate Administrator of the 11 Madison Avenue Mortgage Loan (filed as Exhibit 33.3 to the Original 10-K under Commission File No. 333-193376-24 and incorporated by reference herein)

33.17       Wells Fargo Bank, National Association, as Custodian of the 11 Madison Avenue Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-193376-24 and incorporated by reference herein)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-193376-24 and incorporated by reference herein)

34.2         Rialto Capital Advisors, LLC, as Special Servicer (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-193376-24 and incorporated by reference herein)

34.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-193376-24 and incorporated by reference herein)

34.4         Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-193376-24 and incorporated by reference herein)

34.5         Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-193376-24 and incorporated by reference herein)

34.6         KeyBank National Association, as Primary Servicer (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-193376-24 and incorporated by reference herein)

34.7         Berkeley Point Capital LLC, as Primary Servicer (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-193376-24 and incorporated by reference herein)

34.8         Berkeley Point Capital LLC, as Primary Servicer of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-193376-24 and incorporated by reference herein)

34.9         Rialto Capital Advisors, LLC, as Special Servicer of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-193376-24 and incorporated by reference herein)

34.10       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-193376-24 and incorporated by reference herein)

34.11       Wells Fargo Bank, National Association, as Custodian of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-193376-24 and incorporated by reference herein)

34.12       Park Bridge Lender Services LLC, as Operating Advisor of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-193376-24 and incorporated by reference herein)

34.13       KeyBank National Association, as Primary Servicer of the 11 Madison Avenue Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-193376-24 and incorporated by reference herein)

34.14       KeyBank National Association, as Special Servicer of the 11 Madison Avenue Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-193376-24 and incorporated by reference herein)

34.15       Wilmington Trust, National Association, as Trustee of the 11 Madison Avenue Mortgage Loan (Omitted.  See Explanatory Notes to the Original 10-K.)

34.16       Wells Fargo Bank, National Association, as Certificate Administrator of the 11 Madison Avenue Mortgage Loan (filed as Exhibit 34.3 to the Original 10-K under Commission File No. 333-193376-24 and incorporated by reference herein)

34.17       Wells Fargo Bank, National Association, as Custodian of the 11 Madison Avenue Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-193376-24 and incorporated by reference herein)

35            Servicer compliance statements.

35.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-193376-24 and incorporated by reference herein)

35.2         Rialto Capital Advisors, LLC, as Special Servicer (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-193376-24 and incorporated by reference herein)

35.3         Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-193376-24 and incorporated by reference herein)

35.4         KeyBank National Association, as Primary Servicer (filed as Exhibit 35.4 to the Original 10-K under Commission File No. 333-193376-24 and incorporated by reference herein)

35.5         Berkeley Point Capital LLC, as Primary Servicer (filed as Exhibit 35.5 to the Original 10-K under Commission File No. 333-193376-24 and incorporated by reference herein)

35.6         Berkeley Point Capital LLC, as Primary Servicer of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (filed as Exhibit 35.5 to the Original 10-K under Commission File No. 333-193376-24 and incorporated by reference herein)

35.7         Rialto Capital Advisors, LLC, as Special Servicer of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-193376-24 and incorporated by reference herein)

35.8         Wells Fargo Bank, National Association, as Certificate Administrator of the NMS Los Angeles Multifamily Portfolio Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-193376-24 and incorporated by reference herein)

35.9         KeyBank National Association, as Primary Servicer of the 11 Madison Avenue Mortgage Loan (filed as Exhibit 35.4 to the Original 10-K under Commission File No. 333-193376-24 and incorporated by reference herein)

35.10       KeyBank National Association, as Special Servicer of the 11 Madison Avenue Mortgage Loan (filed as Exhibit 35.10 to the Original 10-K under Commission File No. 333-193376-24 and incorporated by reference herein)

35.11       Wells Fargo Bank, National Association, as Certificate Administrator of the 11 Madison Avenue Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-193376-24 and incorporated by reference herein)

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

Date: June 22, 2018

/s/ Natalie Grainger

Natalie Grainger, Director

Date: June 22, 2018