Form 10-K/A
period 2017-12-31
COMM 2015-CCRE27 Mortgage Trust
filed 2018-07-20
CIK 1653323

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Not applicable.

EXPLANATORY NOTES

The purpose of this Amendment No. 2 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission (the “Commission”) on March 16, 2018 (the “Original 10-K”) is to file with the Commission a report on assessment of compliance with servicing criteria of Berkeley Point Capital LLC, as primary servicer, as Exhibit 33.7 as a replacement of the report on assessment of compliance with servicing criteria filed as Exhibit 33.7 to the Original 10-K.  This Amendment supersedes and replaces in its entirety the report on assessment of compliance with servicing criteria of Berkeley Point Capital LLC, as primary servicer, filed as Exhibit 33.7 to Amendment No. 1 to our Annual Report on Form 10-K filed with the Commission on June 22, 2018.

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

Date: July 20, 2018

/s/ Natalie Grainger

Natalie Grainger, Director

Date: July 20, 2018